Form 10QSB
period 2001-02-28
SMART WORLD UNITED INC
filed 2001-05-02
CIK 1124402

May 2, 2001


United States
Securities and Exchange Commission
Washington, D.C.
20549


RE: SMART WORLD UNITED, INC.
    Form 10Q
    File No. 0-31601



Dear Sirs,

    Enclosed please find the 10Q filing for Smart World United, Inc. for the six months ended February 28, 2001.


    If you have any questions feel free to contact the undersigned at 905-731-0189.


Yours very truly,

/s/ M. WINICK

Marvin N. Winick

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


 For the Quarter Ended February 28, 2001, Commission File Number 0-31601




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

                          Interim Financial Statements

                               February 28, 2001

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
FEBRUARY 28, 2001
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
                                                                     =======


The accompanying notes are an integral part of these financial statements

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
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

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
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
                                                                      ======

The accompanying notes are an integral part of these financial statements

SMART WORLD UNITED, INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2000               9,900,000   $ 9,900       $   -       $ (9,900)     $   -


Stock issued for
 services              -           -            -            -           -

Net loss for period    -           -            -            -           -
                    --------    -------       -------       -------    ------

Balances - February
 28, 2001          9,900,000   $ 9,900       $   -       $  (9,900)   $   -
                   =========    ======        =======       =======    ======











The accompany notes are an integral part of these financial statements.

SMART WORLD UNITED, INC.
(A Development Stage Company)
Notes To Financial Statements
February 28, 2001
(UNAUDITED)

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

SMART WORLD UNITED, INC.
(A Development Stage Company)
Notes To Financial Statements
February 28, 2001


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