Form 10QSB
period 2001-05-31
SMART WORLD UNITED INC
filed 2001-07-16
CIK 1124402

May 2, 2001


United States
Securities and Exchange Commission
Washington, D.C.
20549


RE: SMART WORLD UNITED, INC.
    Form 10Q
    File No. 0-31601



Dear Sirs,

    Enclosed please find the 10Q filing for Smart World United, Inc. for the nine months ended May 31, 2001.


    If you have any questions feel free to contact the undersigned at 905-731-0189.


Yours very truly,

/s/ M. WINICK

Marvin N. Winick

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


 For the Quarter Ended May 31, 2001, Commission File Number 0-31601




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


                           11,000,000

                              PART I   FINANCIAL INFORMATION
                              ------------------------------

Item 1. Financial Statements





                           SMART WORLD UNITED, INC.
                          (A Development Stage Company)

                          Interim Financial Statements

                                   May 31, 2001

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
MAY 31, 2001
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
                                                                     -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares par value $ .001:
 none outstanding
Common stock, authorized 50,000,000 shares, par value $ .001,
 issued  and outstanding - 11,000,000                                 11,000
Deficit accumulated during the development stage                     (11,000)
                                                                     -------

Total Stockholders' Equity                                                -
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    545
                                                                     =======


The accompanying notes are an integral part of these financial statements

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED)


INCOME                                                           $    -

OPERATING EXPENSES
Professional Fees                                                     -
Amortization Expenses                                                 -
Administrative Expenses                                             1,100
                                                                  -------

Total Operating Expenses                                            1,100
                                                                  -------

Net Loss from Operations                                         $ (1,100)
                                                                  =======

Weighted average number of shares outstanding                  11,000,000
                                                               ==========

Net Loss Per Share                                             $   (.0001)
                                                                =========


The accompanying notes are an integral part of these financial statements.

SMART WORLD UNITED, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED)

Indirect Method


Cash Flows From Operating Activities
Net loss                                                            $ (1,100)
Adjustments to reconcile net loss to net cash used
 operating activities:
 Stock issued for services                                             1,100
Changes in assets and liabilities
 Increase in Advance from Shareholder                                    -
 Increase in Other Assets                                                -
                                                                      ------

                                                                         -
                                                                      ------

Net Cash Used in Operating Activities                                    -
                                                                      ------

Cash Flow From Financing Activities
Issuance of common stock                                                 -
                                                                      ------

Net Cash Provided By Financing Activities                                -
                                                                      ------

Increase(decrease) in Cash                                               -

Cash and Cash Equivalents - Beginning of period                          -
                                                                      ------

Cash and Cash Equivalents - End of period                            $   -
                                                                      ======

Supplemental Cash Flow Information
 Interest paid                                                       $   -
                                                                      ======
 Taxes paid                                                          $   -
                                                                      ======

The accompanying notes are an integral part of these financial statements

SMART WORLD UNITED, INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2000               9,900,000   $ 9,900       $   -       $ (9,900)     $   -


Stock issued for
 services           1,100,000     1,100           -            -          1,100

Net loss for period    -           -            -           (1,100)      (1,100)
                    --------    -------       -------       -------      ------

Balances - May 31,
      2001         11,000,000   $11,000       $   -       $ (11,000)   $    -
                   ==========    ======        =======      =======      ======











The accompany notes are an integral part of these financial statements.

SMART WORLD UNITED, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
May 31, 2001
(UNAUDITED)

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

SMART WORLD UNITED, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
May 31, 2001


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

 Note 2 - Capital Stock Transactions

 The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued an additional 1,100,00 during the period ended May 31, 2001 and 9,900,000 of common stock for services rendered as administrative expenses at a cost of $9,900 which was expensed during the fiscal year ended August 31, 2000.

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



Dated: June 11, 2001