Form 10KSB
period 2001-08-31
SMART WORLD UNITED INC
filed 2002-05-24
CIK 1124402

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        Form 10-KSB

                        Annual Report Pursuant to Section 13 or 15(d) of
                           The Securities Exchange Act of 1934

                         Date of Report            August 31, 2001

                                 Smart World United, Inc.
     -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Nevada                          000-31601                     n/a
-------------------------------  ---------------------  ---------------------
State or other jurisdiction          Commission File           IRS Employer
of incorporation)                          Number)        Identification No.)

                   14 Pico Crescent, Thornhill, Ontario Canada L4J 8P4
                --------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code            905-731-0189

                 16	Julia Street, Thornhill, Ontario L3T 4R9
         ------------------------------------------------------------
        (Former name or former address, if changed since the last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             Common Shares, $ .001 par value
      --------------------------------------------
                       (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  x        No
                                                              -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended August 31, 2001 were $  nil

As of August 31, 2001, there were no shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ nil held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes     No    x
                                                               ----    -----

                                          PART I

ITEM 1:    DESCRIPTION OF BUSINESS.

Smart World United, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 26, 2000. The Company is looking for a viable business in the internet field to acquire. Once the Company has targeted a viable business, the Company will go about the business of raising funds to meet its business objectives. In the event the Company is unable to find a suitable merger or acquisition candidate in the internet area, it may seek to acquire businesses in other sectors of the economy assuming they will provide a viable alternative.

COMPETITION

The Company will have competition from other similar companies looking to acquire viable businesses.

EMPLOYEES

As of August 31, 2001, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 2001.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On August 31, 2001, there were 5 shareholders.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the fiscal year ended August 31, 2001, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has not paid out any compensation during this fiscal year ended August 31, 2001.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.


ITEM 7.   FINANCIAL STATEMENTS.

The financial statements required by this Item are set forth at the pages indicated in Item on page 12 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name					Age		Position

Jared H. Clarke                                 56	Director, and President

Thomas Tsubota                              64	Director and Vice-President

Sheik Mohamed Zaakir                      37	Secretary/Treasurer and Director

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of such Shares and any changes in the ownership on Forms 3, 4, and 5 as the case may be. The directors, executive officers and any qualifying shareholders will comply with such requirements once the Shares of the Company are trading on a stock exchange.

Jared H. Clarke

Mr. Clarke has over 20 years experience in business management and accounting. He has used this knowledge to successfully participate in several business ventures. Notably, he has previously owned a partnership in a successful insurance brokerage firm in Canada. His lengthy experience in business management has enabled him to gain tremendous knowledge in corporate finance and management.

Thomas Tsubota

Mr. Tsubota, has many years of banking experience. Recently, he was Assistant Vice President for Union Bank of California managing the Financial Services Group for the bank. Before that he was Assistant Vice President for Sumitomo Bank of California for 19 years. He is very active in his community volunteering a great amount of his free time to such activities.

Sheik Mohamed Zaakir

Mr. Zaakir has worked extensively in technology for many years. In the 1989, he owned and operated three computer software training centers in Toronto, Canada, where he was president of the company. In 1993 he founded Telenet, where he developed an application to replace the paper telephone books with a touch screen device called "Telefinder". The device would be installed in the home for lifetime use and would provide white pages information at the touch of a finger in real time. Mr. Zaakir sold this technology to another company.

ITEM 10.   EXECUTIVE COMPENSATION.

At this time there is no set executive compensation package for any of the directors or officers of the Company since there are no operations to date.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of May 22, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned


Name of Address of		Amount and Nature of		Percent of
Beneficial Owner			Beneficial Ownership		   Class
Jared H. Clarke                                         50,000	.50%
154 Island Road
Scarborough, Ontario

Thomas K. Tsubota                                  50,000 	.50%
120 Brookside Place
Marina, California
93933

Sheik Mohamed Zaakir                          4,800,000
48.5%
109 Frederick Street
Toronto, Ontario
M5A 4H1

David Bond
St. John, Antigua			      4,800,000			        48.5%

Ron Brigham                                         200,000
2.0%
1120 Brevick Place
Mississauga, Ontario
L4W 3Y5



All Executive Officers and Directors
as a Group(three persons)                   4,900,000        	        49.5%


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.	Financial Statements

Independent Auditors' Report

Balance Sheets as of August 31, 2001 and 2000

Statements of Operations for the years ended August 31, 2001 and 2000

Statement of Stockholders' Equity for the year ended August 31, 2001

Statements of Cash Flows for the years ended August 31, 2001 and 2000

Notes to Financial Statements as of August 31, 2001

Financial Statement Schedules

Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.	Exhibits

23	Consent of Independent Auditors

EXHIBITS INCORPORATED BY REFERENCE

	The following exhibits were filed with the Company's Form 10SB dated September 2000 and are incorporated by reference.

	Exhibit 3(i).1		Articles of Incorporation filed May 26, 2000
	Exhibit 3(ii).1		By-Laws
	Exhibit 3(iii).1		Amendment to By-Laws
	Exhibit 3(iv)		Corporate Charter

SIGNATURES

REPORTS ON FORM 8-K

	There were no reports on Form 8-K filed during the quarter ended August
31, 2001.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				By:            /s/  JARED CLARKE
				          -------------------------
				          Jared H. Clarke, President

DATE:   May 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES				TITLE				        DATE
------------------         ---------------              ------------

/s/   JARED CLARKE      Director, President              May 22, 2002
----------------------
      Jared Clarke


/s/   MOHAMED ZAAKIR	 Director, Secretary/Treasurer   May 22, 2002
----------------------
 Sheik Mohamed Zaakir


/s/   THOMAS TSUBOTA	 Director, Vice-President        May 22, 2002
----------------------
 Thomas Tsubota

                                   SMART WORLD UNITED, INC.
                                 (A Development Stage Company)


                                    Financial Statements
                                      August 31, 2001

                                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Smart World United, Inc.


We have audited the accompanying balance sheet of Smart World United, Inc. (A Development Stage Company) as of August 31, 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart World United, Inc. at August 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
May 22, 2002

                                       SMART WORLD UNITED, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEET
                                          AUGUST 31, 2001

                                                     2001        2000

ASSETS:
Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                      545        545
                                                    --------    -------
Total Other Costs                                        545        545
                                                    --------    -------

TOTAL ASSETS                                       $     545   $    545
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $  1,500    $   -
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             2,045        545
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 9,900,000 shares issued and
    outstanding( 2000 - 9,900,000)                      9,900    9,900
  Deficit accumulated during the development stage    (11,400)  (9,900)
                                                   --------     ------

Total Stockholders' Equity                           (1,500)        -
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    545   $    545
                                                    =======    =======

The accompanying notes are an integral part of these financial statements.

                              SMART WORLD UNITED, INC.
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                           For The Year Ended August 31, 2001

                                                                From
                                                             Inception
                                                             to Aug
                                         2001      2000      31, 2001
INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                       1,500        -         1,500
Amortization Expense                       -         -            -
Administrative Expenses                    -      9,900        9,900
                                       ------   -------      -------
Total Operating Expenses                1,500     9,900       11,400
                                       ------   -------      -------

Net Loss from Operations             $ (1,500) $ (9,900)    $(11,400)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                9,900,000 9,900,000
                                    ========= =========

Net Loss Per Share                   $(0.0002) $ (0.001)
                                      =======   =======





















The accompanying notes are an integral part of these financial statements.

                                 SMART WORLD UNITED, INC.
                                (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             For The Year Ended August 31, 2001

                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
                                                                 ,C>
Balance -  September
       1, 2000     9,900,000 $ 9,900   $    -     $ (9,900)      $     -

Stock issued for
    Services           -          -        -           -               -
Net loss for year      -          -         -       (1,500)         (1,500)
                  ----------  ------    -------    -------         -------
Balance - August
   31, 2001        9,900,000 $ 9,900   $    -     $(11,400)      $  (1,500)
                  ==========  ======    =======    =======        ========




























The accompanying notes are an integral part of these financial statements.

                                  SMART WORLD UNITED, INC.
                                (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                             For The Year Ended August 31, 2001




                                                     2001           2000
Cash Flows From Operating Activities:
  Net (Loss)                                     $  (1,500)     $  (9,900)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                            -           9,900
   Changes in assets and liabilities:
    Increase in accounts payable                     1,500             -
    Increase in  Advance from Shareholder              -              545
    Increase in Other Assets                           -             (545)
                                                  --------       --------
                                                     1,500          1,000
                                                  --------       --------

Net Cash Used in Operating Activities                  -              -
                                                  --------       --------

Cash Flow From Financing Activities:
  Issuance of Common Stock                             -              -
                                                  --------       --------

  Net Cash Provided By Financing Activities            -              -
                                                  --------       --------

Increase (Decrease) in Cash                            -              -

Cash and Cash Equivalents - Beginning of period        -              -
                                                  --------       --------

Cash and Cash Equivalents - End of period        $     -        $     -
                                                  ========       ========


Supplemental Cash Flow Information:
  Interest paid                                  $     -        $     -
                                                  ========       ========
  Taxes paid                                     $     -        $     -
                                                  ========       ========



The accompanying notes are an integral part of these financial statements.

                                SMART WORLD UNITED, INC.
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    August 31, 2001

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

Smart World United, Inc. (the "Company") was incorporated on May 26, 2000 under the laws of the State of Nevada. The Company's primary business operations are to develop and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

	The Company's fiscal year end is August 31.

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


                             SMART WORLD UNITED, INC.
                           (A Development Stage Company)
                           Notes To Financial Statements
                                August 31, 2001

	Fair Value of Financial Instruments

The carrying amount of accounts payable and advance from shareholder are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

Note 2 - Capital Stock Transactions

The authorized capital is 50,000,000 shares of common stock at $.001 par value. The Company has issued 9,900,000 for services rendered in the amount of $9,900 during the period ended August 31, 2000.

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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Smart World United, Inc.

We consent to incorporation of our report dated May 22, 2002, of the balance sheets of Smart World United, Inc. as of August 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the August 31, 2001 annual report on Form 10-KSB of Smart World United, Inc.


Michael Johnson & Co. LLP