Form 10KSB
period 2002-08-31
SMART WORLD UNITED INC
filed 2003-03-18
CIK 1124402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            August 31, 2002

                           Smart World United, Inc.
     -----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Nevada                           0-31601                    n/a
-------------------------------  ---------------------  ---------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended August 31, 2002 were $  nil

     As of August 31, 2002, there were no shares of the issuer's common stock, $ .001 par value, outstanding held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

See below.

Transitional Small Business Disclosure Format (check one):  Yes     No    x
                                                               ----    -----

                                          PART I

ITEM 1:    DESCRIPTION OF BUSINESS.

     Smart World United, Inc.. (the "Company") was organized on June 4, 2001, under the laws of the State of Nevada, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to seek out to acquire or merge with a viable entity. The company is going to go to public in order to raise funds to meet its business objectives.

COMPETITION

     Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's limited funds, it may be difficult to successfully compete with these other companies.


EMPLOYEES

As of August 31, 2002, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 2002.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On August 31, 2002, there was 1 shareholder.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business for future expansion once profitable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended August 31, 2002, there were no operations. The Company has been using only its sole director and officer to continue its operations during this period and as such has been paying this officer and director with common stock of the Company. During the year ended August 31, 2002, the Company did not make any payments.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officer and director of the Company is as follows:

Name                  Age         Position                          Term
Marvin N. Winick         53       Director, President,Secretary Treasurer
                                                  and CFO           1 yr



Marvin N. Winick

     Mr. Marvin N. Winick, 53 years old, has been a Director of the Company since inception December, 2001. Mr. Winick is a self-employed Canadian accountant who has done consulting and accounting for several U.S. companies including Mega-C Technologies Inc., Tri Clean Enterprises Inc., Achievor Recovery Limited. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of August 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name of Address of                  Amount and Nature of       Percent of
Beneficial Owner                    Beneficial Ownership        Class
Marvin Winick                     9,900,000    Common             100.0%
14 Pico Crescent
Thornhill, Ontario L4J 8P4


All Executive Officers and Directors
as a Group(1 person)              9,900,000    Common             100.0%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On December, 2001, Mr. Winick purchased all of the outstanding stock of the Company from the existing shareholders totaling 9,900,000 shares of common stock.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of August 31, 2002 and August 31, 2001

Statements of Operations for the year ended August 31, 2002 and
            August 31, 2001

Statement of Stockholders' Equity from Inception(May 26, 2000) to
                                August 31, 2002

Statements of Cash Flows for the year ended August 31, 2002 and
              August 31, 2001

Notes to Financial Statements as of August 31, 2002

Financial Statement Schedules

     Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

99       Certification in connection with the Sarbanes-Oxley Act of 2002

                                                        EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of Smart World United, Inc. (the "Company") for the year ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, President CFO and Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 14, 2003                     By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  President, CFO  and
                                                     Secretary/Treasurer

EXHIBITS INCORPORATED BY REFERENCE

     The following exhibits were filed with the Company's Form 10SB dated August 2001 and are incorporated by reference.

         Exhibit 3(i).1             Articles of Incorporation filed May 26, 2000
         Exhibit 3(ii).1            By-Laws
         Exhibit 3(iii).1           Amendment to By-Laws
         Exhibit 3(iv)              Corporate Charter

SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended August 31, 2002.


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By:            /s/  Marvin Winick
                                              -------------------------
                                              Marvin Winick, President

DATE:   March 14, 2003.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                  TITLE                                 DATE
------------------       ---------------                      ------------

/s/ MARVIN WINICK      Director,CFO Secretary/           March 14, 2003
----------------------  Treasurer & President
Marvin Winick

                            Smart World United, Inc.
                          (A Development Stage Company)


                              Financial Statements
                                August 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Smart World United, Inc.


     We have audited the accompanying balance sheet of Smart World United, Inc. (A Development Stage Company) as of August 31, 2002 and August 31, 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart World United, Inc. at August 31, 2002 and August 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
March 12, 2003

                            Smart World United, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                August 31, 2002


                                                     2002        2001

ASSETS:
Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------
Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======







The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                August 31, 2002


                                                     2002        2001

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $   -      $  1,500
Advance from shareholder                              2,045        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             2,045      2,045
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 9,900,000 shares issued and
    outstanding( 2001 - 9,900,000)                    9,900      9,900
  Deficit accumulated during the development stage  (11,945)   (11,945)
                                                   --------     ------

Total Stockholders' Equity                           (2,045)    (2,045)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED August 31, 2002


                                                            From
                                                         (Inception)
                                                           May 26,
                                                             2000
                                                           to August
                                         2002    2001       31, 2002
INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                          -         -            -
Amortization Expense                       -         -            -
Administrative Expenses                    -      1,500       11,945
                                       ------   -------      -------
Total Operating Expenses                   -      1,500       11,945
                                       ------   -------      -------

Net Loss from Operations             $     -   $ (1,500)    $(11,945)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                9,900,000   9,900,000
                                    =========   =========

Net Loss Per Share                   $    -     $ (0.0002)
                                      =======     =======




















The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FROM INCEPTION(May 26, 2000) TO August 31, 2002


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - May 26,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        9,900,000    9,900        -           -           9,900

Net loss for
  Period               -          -         -       (10,445)      (10,445)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2000   9,900,000 $  9,900   $    -     $ (10,445)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2001      -          -         -        (1,500)       (1,500)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2001   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2002      -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)
                  =========   ======     =======    =======       =======



















The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED August 31, 2002


                                                            From
                                                         (Inception)
                                                           May 26,
                                                             2000
                                                           to August
                                         2002    2001       31, 2002

Cash Flows From Operating Activities:
  Net (Loss)                           $   -    $ (1,500)  $  (11,945)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -         -          9,900
   Changes in assets and liabilities:
    Increase(decrease) in accounts
           payable                        (1,500)  1,500          -
    Increase in Other Assets               -         -            -
                                        --------   -----      -------
                                          (1,500)  1,500        9,900
                                        --------   -----      -------

Net Cash Used in Operating Activities     (1,500)    -         (2,045)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                1,500     -          2,045
                                        --------   -----      -------
  Net Cash Provided By Financing
        Activities                         1,500     -          2,045
                                        --------   -----      -------

Increase (Decrease) in Cash                -          -           -

Cash and Cash Equivalents - Beginning of
       period                              -          -           -
                                        --------   -----      -------
Cash and Cash Equivalents - End of
       period                          $   -      $   -     $     -
                                        ========    ======    =======
Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $     -
                                        ========    ======    =======
  Taxes paid                           $     -     $   -     $     -
                                        ========    ======    =======




The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2002

Note 1 - General:

         Nature of Business

     Smart World United, Inc.(the "Company") was incorporated on May 26, 2000 under the laws of the State of Nevada. The Company's primary business operations are to seek out and acquire or meger with a viable entity. The Company intends to go public in order to raise funds to meet its business objectives.

         The Company's fiscal year end is August 31.

Note 2 - Summary of Significant Accounting Policies

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

     The preparation of financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Net earning (loss) per share

     Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number ofcommon shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

                            Smart World United, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2002

Note 2 - Summary of Significant Accounting Policies(continued)


         Fair Value of Financial Instruments

     The carrying amount of advances from shareholder is considered to be representative of its fair value because of the short-term nature of this financial instrument.

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

Note 3 - Capital Stock Transactions

     The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. During the fiscal year ended August 31, 2000 the Company issued 9,900,000 shares of common stock for services rendered in the amount of $ 9,900.

Note 4 - Advances from Shareholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs of $545 and to pay accounts payable of $ 1,500. These advances are unsecured, bear no interest, and are due on demand.

                                Smart World United, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                August 31, 2002

Note 5 -Income Taxes

     There has been no provision for U.S. federal, state, or foreign income taxes for Any period because the Company has incurred losses in all periods and for all Jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $ 11,945
  Valuation allowance for deferred tax assets             (11,945)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of August 31, 2002, the Company had net operating loss carryforwards of approximately $ 11,945 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 2,045.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed business and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Smart World United, Inc.

     We consent to incorporation of our report dated March 12, 2003, of the balance sheets of Smart World United, Inc. as of August 31, 2002 and August 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception(May 26, 2000) to August 31, 2002, which report appears in the August 31, 2002 annual report on Form 10- KSB of Smart World United, Inc.


Michael Johnson & Co. LLP
Dated: March 14, 2003.