Form 10QSB
period 2002-11-30
SMART WORLD UNITED INC
filed 2003-03-18
CIK 1124402

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2002, Commission File No. 0-31601


                           SMART WORLD UNITED, INC.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     -----------------------------------
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

                          Interim Financial Statements

                                November 30, 2002
                                   (UNAUDITED)

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)


                                                  November  Year Ended
                                                    30,      August 31
                                                   2002        2002
                                                (Unaudited)  (Audited)
ASSETS
Current Assets
Cash                                             $   -        $   -
                                                  -------      -------

Total Current Assets                                 -            -
                                                  -------      -------

Other Assets
Incorporation costs                                  -            -
                                                  -------      -------

Total Other Assets                                   -            -
                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $   -        $   -
Advance from shareholder                            2,045        2,045
                                                  -------      -------
TOTAL CURRENT LIABILITIES                           2,045        2,045
                                                  -------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding                  -            -
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 9,900,000( August 31, 2002 - 9,900,000)         9,900        9,900

Deficit accumulated during the development stage  (11,945)     (11,945)
                                                  -------      -------

Total Stockholders' Equity                         (2,045)      (2,045)
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           SMART WORLD UNITED, INC.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                  (UNAUDITED)


                                                                    From
                                                                  Inception
                                          Three Months Ended          to
                                            November  30,        November 30,
                                          2002      2001             2002
INCOME                                   $   -      $   -        $   -
                                          -------    -------      -------

OPERATING EXPENSES
Professional Fees                            -          -           1,500
Amortization Expenses                        -          -            -
Administrative Expenses                      -          -          10,445
                                          -------    -------      -------

Total Operating Expenses                     -          -          11,945
                                          -------    -------      -------

Net Loss from Operations                 $   -      $   -        $(11,945)
                                          =======    =======      =======

Weighted average number of shares
 outstanding                            9,900,000    9,900,000
                                       ==========   ==========

Net Loss Per Share                       $   -      $   -
                                          =======    =======








The accompanying notes are an integral part of these financial statements.

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                   (UNAUDITED)



                                                                    From
                                                                 (Inception)
                                                                May 26,2000
                                         Three Months Ended          to
                                            November  30,        November 30,
                                          2002      2001             2002


Cash Flows From Operating Activities
Net loss                                  $   -    $   -        $  (11,945)
Adjustments to reconcile net loss to
net cash used operating activities:
 Stock issued for services                    -        -             9,900
Changes in assets and liabilities
 Increase(decrease)in accounts payable        -        -              -
 Increase in Other Assets                     -        -              -
                                          -------   -------        -------

                                              -        -             9,900
                                          -------   -------        -------

Net Cash Used in Operating Activities         -        -            (2,045)
                                          -------   -------        -------

Cash Flow From Financing Activities
Issuance of common stock                      -        -              -
Advances from shareholder                     -        -             2,045
                                          -------   -------        -------

Net Cash Provided By Financing Activities     -        -             2,045
                                          -------   -------        -------
Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of
           period                             -        -              -
                                          -------   -------        -------
Cash and Cash Equivalents - End of
           period                        $    -    $   -          $   -
                                          =======   =======        =======
Supplemental Cash Flow Information
 Interest paid                           $    -    $   -          $   -
                                          =======   =======        =======
 Taxes paid                              $   -     $   -          $   -
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
               From (Inception) May 26, 2000 to November 30, 2002
                                   (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 26,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        9,900,000    9,900        -           -           9,900

Net loss for
  Period               -          -         -       (10,445)      (10,445)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2000   9,900,000 $  9,900   $    -     $ (10,445)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2001      -          -         -        (1,500)       (1,500)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2001   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2002      -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for period -
 November 30, 2002     -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - November
       30, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)
                  =========   ======     =======    =======       =======











The accompany notes are an integral part of these financial statements.

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                November 30, 2002
                                   (UNAUDITED)

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                November 30, 2002
                                   (UNAUDITED)

         Fair Value of Financial Instruments

     The carrying amount of advance from a shareholder is considered to be representative of its fair value because of the short-term nature of this financial instrument.

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

 Note 3 - Advance from Shareholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs of $545 and to pay certain accounts payable totaling $1,500. These advances are unsecured, bear no interest, and are due on demand.

 Note 4 -Income Taxes

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of November 30, 2002, the Company had net operating loss carryforwards of approximately $ 11,945 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

 Note 5 - Going Concern:

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

PART II - OTHER INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Conditions
           and Results of Operations

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended November 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $11,945 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

     The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Marvin Winick or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statement of Operations

         Reports on Form 8-K - None

         Exhibit 99   Certification in connection with the Sorbanes-Oxley Act

                                                         EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-QSB of Smart World United, Inc. (the "Company") for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, President, CFO and Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 14, 2003                     By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  President, CFO &
                                                     Secretary/Treasurer

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


SMART WORLD UNITED, INC.

BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  March 14, 2003