Form 10QSB
period 2003-05-31
SMART WORLD UNITED INC
filed 2004-12-01
CIK 1124402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2003, Commission File No. 0-31601


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

                          Interim Financial Statements

                                  May 31, 2003
                                   (UNAUDITED)

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                  May 31, 2003
                                   (UNAUDITED)


                                                             Year Ended
                                                  May 31,    August 31
                                                   2003        2002
                                                (Unaudited)  (Audited)
ASSETS
Current Assets
Cash                                             $   -        $   -
                                                  -------      -------

Total Current Assets                                 -            -
                                                  -------      -------

Other Assets
Incorporation costs                                  -            -
                                                  -------      -------

Total Other Assets                                   -            -
                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $   -        $   -
Advance from shareholder                            2,045        2,045
                                                  -------      -------
TOTAL CURRENT LIABILITIES                           2,045        2,045
                                                  -------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding                  -            -
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 9,900,000(August 31, 2002 - 9,900,000)           9,900       9,900

Deficit accumulated during the development stage  (11,945)     (11,945)
                                                  -------      -------

Total Stockholders' Equity                         (2,045)      (2,045)
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           SMART WORLD UNITED, INC.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED MAY 31, 2003
                                  (UNAUDITED)


                                                                    From
                                                                  Inception
                                                                (May 26, 2000)
                           Three Months     Nine Months              to
                          Ended May 31,  Ended May 31,             May 31,
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

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED MAY 31, 2003
                                   (UNAUDITED)


                                                              From Inception
                                                              (May 26, 2000)
                                          Nine Months Ended         to
                                             May 31,              May 31,
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
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  From (Inception) May 26, 2000 to May 31, 2003
                                   (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 26,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        9,900,000    9,900        -           -           9,900

Net loss for
  Period               -          -         -       (10,445)      (10,445)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2000   9,900,000 $  9,900   $    -     $ (10,445)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2001      -          -         -        (1,500)       (1,500)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2001   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2002      -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for period -
 May 31, 2003          -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - May 31,
        2003      9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)
                  =========   ======     =======    =======       =======











The accompany notes are an integral part of these financial statements.

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  May 31, 2003
                                   (UNAUDITED)

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

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  May 31, 2003
                                   (UNAUDITED)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of May 31, 2003, the Company had net operating loss carryforwards of approximately $ 11,945 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended May 31, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $11,945 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

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

Item 3 - Controls and Procedures

(a) Within the 90-day time period prior to filing this report, we conducted as an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our President.

     Based on and as of the date of that evaluation, our President have concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Nothwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

     (b) Subsequent to the date of the evaluation, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.
Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statement of Operations

         Reports on Form 8-K - None

         Exhibit 31 & 32  Certifications

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


SMART WORLD UNITED, INC.

BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  December 1, 2004



                                                            Exhibit 31.1

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Marvin N. Winick, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Smart World United, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 1, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Smart World United, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending May 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Marvin Winick
                             -------------------------------------------
                                             Marvin N. Winick
                                             President & CEO


December 1, 2004.