Form 10QSB
period 2004-02-29
SMART WORLD UNITED INC
filed 2004-12-01
CIK 1124402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended February 29, 2004, Commission File No. 0-31601


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

                          Interim Financial Statements

                                February 29, 2004
                                   (UNAUDITED)

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                February 29, 2004
                                   (UNAUDITED)


                                                  February  Year Ended
                                                    29,      August 31
                                                   2004        2003
                                                (Unaudited)  (Audited)
ASSETS
Current Assets
Cash                                             $   -        $   -
                                                  -------      -------

Total Current Assets                                 -            -
                                                  -------      -------

Other Assets
Incorporation costs                                  -            -
                                                  -------      -------

Total Other Assets                                   -            -
                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $    750     $    750
Advance from shareholder                            2,045        2,045
                                                  -------      -------
TOTAL CURRENT LIABILITIES                           2,795        2,795
                                                  -------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding                  -            -
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 9,900,000(August 31, 2003 - 9,900,000)          9,900        9,900

Deficit accumulated during the development stage  (12,695)     (12,695)
                                                  -------      -------

Total Stockholders' Equity                         (2,795)      (2,795)
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           SMART WORLD UNITED, INC.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED February 29, 2004
                                  (UNAUDITED)


                                                                    From
                                                                  Inception
                                                                (May 26, 2000)
                          Three Months     Six Months Ended          to
                         Ended February 29,  February 29,        February 29,
                           2004    2003      2004      2003         2004
INCOME                  $   -    $   -     $   -      $   -         $   -
                         -------  -------   -------    -------       -------

OPERATING EXPENSES
Professional Fees           -        -         -          -            2,250
Amortization Expenses       -        -         -          -             -
Administrative Expenses     -        -         -          -           10,445
                        -------    -------  -------    -------       -------

Total Operating Expenses    -        -         -          -           12,695
                        -------    -------  -------    -------       -------

Net Loss from
       Operations      $    -     $  -     $   -      $   -         $(12,695)
                        =======    =======  =======    =======       =======

Weighted average number
 of shares
   outstanding        9,900,000  9,900,000  9,900,000  9,900,000
                     ========== ========== ========== ==========

Net Loss Per Share     $   -      $  -       $   -      $   -
                        =======    =======    =======    =======








The accompanying notes are an integral part of these financial statements.

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED February 29, 2004
                                   (UNAUDITED)


                                                             From Inception
                                                             (May 26, 2000)
                                        Six Months Ended           to
                                         February 29,          February 29,
                                       2004        2003          2004


Cash Flows From Operating Activities
Net loss                                  $   -    $   -        $  (12,695)
Adjustments to reconcile net loss to
net cash used operating activities:
 Stock issued for services                    -        -             9,900
Changes in assets and liabilities
 Increase(decrease)in accounts payable        -        -               750
 Increase in Other Assets                     -        -              -
                                          -------   -------        -------

                                              -        -            10,650
                                          -------   -------        -------

Net Cash Used in Operating Activities         -        -            (2,045)
                                          -------   -------        -------

Cash Flow From Financing Activities
Issuance of common stock                      -        -              -
Advances from shareholder                     -        -             2,045
                                          -------   -------        -------

Net Cash Provided By Financing Activities     -        -             2,045
                                          -------   -------        -------
Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of
           period                             -        -              -
                                          -------   -------        -------
Cash and Cash Equivalents - End of
           period                        $    -    $   -          $   -
                                          =======   =======        =======
Supplemental Cash Flow Information
 Interest paid                           $    -    $   -          $   -
                                          =======   =======        =======
 Taxes paid                              $   -     $   -          $   -
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                   From (Inception) May 26, 2000 to February 29, 2004
                                   (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 26,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        9,900,000    9,900        -           -           9,900

Net loss for
  Period               -          -         -       (10,445)      (10,445)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2000   9,900,000 $  9,900   $    -     $ (10,445)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2001      -          -         -        (1,500)       (1,500)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2001   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2002      -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2003      -          -         -          (750)         (750)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2003   9,900,000 $  9,900   $    -     $ (12,695)     $ (2,795)

Stock issued for
  services             -          -         -           -              -

Net loss for period -
 February 29, 2004     -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - February
       29, 2004   9,900,000 $  9,900   $    -     $ (12,695)     $ (2,795)
                  =========   ======     =======    =======       =======











The accompany notes are an integral part of these financial statements.

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                February 29, 2004
                                   (UNAUDITED)

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

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                February 29, 2004
                                   (UNAUDITED)

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


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statement of Operations

         Reports on Form 8-K - None

         Exhibit 31 & 32   Certification in connection with the Sorbanes-Oxley
                                 Act

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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 1, 2004

                                                      EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-QSB of Smart World United, Inc. (the "Company") for the quarter ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  December 1, 2004                     By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  President