Form 10QSB
period 2004-05-31
SMART WORLD UNITED INC
filed 2004-12-01
CIK 1124402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2004, Commission File No. 0-31601


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

                          Interim Financial Statements

                                  May 31, 2004
                                   (UNAUDITED)

                            SMART WORLD UNITED, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                  May 31, 2004
                                   (UNAUDITED)


                                                             Year Ended
                                                  May 31,    August 31,
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