Form 10KSB
period 2004-08-31
SMART WORLD UNITED INC
filed 2004-12-01
CIK 1124402

p                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            August 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended August 31, 2004 were $  nil

     As of August 31, 2004, there were no shares of the issuer's common stock, $ .001 par value, outstanding held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

On August 31, 2004, there was 1 shareholder.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business for future expansion once profitable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended August 31, 2004, there were no operations. The Company has been using only its sole director and officer to continue its operations during this period and as such has been paying this officer and director with common stock of the Company. During the year ended August 31, 2004, the Company did not make any payments.

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
                                                  and CFO           1 yr



Marvin N. Winick

     Mr. Marvin N. Winick, 54 years old, has been a Director of the Company since inception May 26, 2000. Mr. Winick is a self employed Canadian accountant who has done consulting and accounting for several U.S. companies including Omicron Technologies, Inc., Dyncom , Inc. Nature Treat Products Inc. and Auto.com Inc. He is also an officer and director of Super Ventures Corporation, Multimod Investments, Ltd., Amante Corporation, B Com, Inc., Bellweather Corporation, CPW`Capital Corp., Leonhardt Corporation, MNWBSC Investments, Ltd., New Odeon Corporation, Myocash, Inc., Achievor Recovery, Ltd. and Quotidien Corporation. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.

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


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of August 31, 2004 and August 31, 2003

Statements of Operations for the year ended August 31, 2004 and
            August 31, 2003

Statement of Stockholders' Equity from Inception(May 26, 2000) to
                                August 31, 2004

Statements of Cash Flows for the year ended August 31, 2004 and
              August 31, 2003

Notes to Financial Statements as of August 31, 2004

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

SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended August 31, 2004.


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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES                  TITLE                                 DATE
------------------       ---------------                      ------------

/s/ MARVIN WINICK      Director,CFO Secretary/           December 1, 2004
----------------------  Treasurer & President
Marvin Winick

                            Smart World United, Inc.
                          (A Development Stage Company)


                              Financial Statements
                                August 31, 2004

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Smart World United, Inc.


     We have audited the accompanying balance sheet of Smart World United, Inc. (A Development Stage Company) as of August 31, 2004 and August 31, 2003, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart World United, Inc. at August 31, 2004 and August 31, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 1, 2004

                            Smart World United, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   August 31,


                                                     2004        2003

ASSETS:
Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------
Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======







The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                August 31, 2004


                                                     2004        2003

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $  1,500   $    750
Advance from shareholder                              2,045      2,045
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             3,545      2,795
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 9,900,000 shares issued and
    outstanding( 2003 - 9,900,000)                    9,900      9,900
  Deficit accumulated during the development stage  (13,445)   (12,695)
                                                   --------     ------

Total Stockholders' Equity                           (3,545)    (2,795)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED August 31, 2004


                                                            From
                                                         (Inception)
                                                           May 26,
                                                             2000
                                                           to August
                                         2004    2003       31, 2004
INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                        750       750         3,000
Amortization Expense                       -         -            -
Administrative Expenses                    -         -        10,445
                                       ------   -------      -------
Total Operating Expenses                 750       750        13,445
                                       ------   -------      -------

Net Loss from Operations             $  (750)  $   750      $(13,445)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                9,900,000   9,900,000
                                    =========   =========

Net Loss Per Share                   $    -     $    -
                                      =======     =======




















The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FROM INCEPTION(May 26, 2000) TO August 31, 2004


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - May 26,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  services        9,900,000    9,900        -           -           9,900

Net loss for
  Period               -          -         -       (10,445)      (10,445)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2000   9,900,000 $  9,900   $    -     $ (10,445)     $   (545)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2001      -          -         -        (1,500)       (1,500)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2001   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2002      -          -         -           -              -
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2002   9,900,000 $  9,900   $    -     $ (11,945)     $ (2,045)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2003      -          -         -          (750)         (750)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2003   9,900,000 $  9,900   $    -     $ (12,695)     $ (2,795)

Stock issued for
  services             -          -         -           -              -

Net loss for year -
  August 31, 2004      -          -         -          (750)         (750)
                  ---------   ------     -------    -------       -------
Balance - August
       31, 2004   9,900,000 $  9,900   $    -     $ (13,445)     $ (3,545)
                  =========   ======     =======    =======       =======



















The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED August 31, 2004


                                                               From
                                                           (Inception)
                                                              May 26,
                                                               2000
                                                              to August
                                          2004      2003       31, 2004

Cash Flows From Operating Activities:
  Net (Loss)                           $   (750)  $  (750)    $  (13,445)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                 -        -            9,900
   Changes in assets and liabilities:
    Increase(decrease) in accounts
           payable                          750       750          1,500
    Increase in Other Assets                 -        -              -
                                        --------   ------        -------
                                            750       750         11,400
                                        --------   ------        -------

Net Cash Used in Operating Activities        -        -           (2,045)
                                        --------    -----        -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                   -        -              -
  Advances from shareholder                  -        -            2,045
                                        --------   ------        -------
  Net Cash Provided By Financing
        Activities                           -        -            2,045
                                        --------   -----         -------

Increase (Decrease) in Cash                  -        -              -

Cash and Cash Equivalents - Beginning of
       period                                -        -              -
                                        --------   ------        -------
Cash and Cash Equivalents - End of
       period                          $     -    $   -         $    -
                                        ========   ======        =======
Supplemental Cash Flow Information:
  Interest paid                        $     -    $   -         $    -
                                        ========   ======        =======
  Taxes paid                           $     -    $   -         $    -
                                        ========   ======        =======




The accompanying notes are an integral part of these financial statements.

                            Smart World United, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2004

Note 1 - General:

         Nature of Business

     Smart World United, Inc.(the "Company") was incorporated on May 26, 2000 under the laws of the State of Nevada. The Company's primary business operations are to seek out and acquire or merge with a viable entity. The Company intends to go public in order to raise funds to meet its business objectives.

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

                            Smart World United, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2004

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $ 13,445
  Valuation allowance for deferred tax assets             (13,445)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of August 31, 2004, the Company had net operating loss carryforwards of approximately $ 13,445 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 3,545.

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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Smart World United, Inc.

     We consent to incorporation of our report dated November 1, 2004, of the balance sheets of Smart World United, Inc. as of August 31, 2004 and August 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception(May 26, 2000) to August 31, 2004, which report appears in the August 31, 2004 annual report on Form 10- KSB of Smart World United, Inc.


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

Date: December 1, 2004.

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: President

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Smart World United, Inc. (the "Corporation") for the year ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Marvin Winick
-------------------------------
Marvin Winick
President

December 1, 2004